Form 10-Q
period 2021-03-31
COVA Acquisition Corp.
filed 2021-06-01
CIK 1837160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COVA ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Cayman Islands	001-40012	98-1572360
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

530 Bush Street, Suite 703

San Francisco, California 94108

(Address of Principal Executive Offices) (Zip Code)

(415) 800-2289

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	COVAU	The Nasdaq Stock Market LLC
Class A Ordinary Shares included as part of the units	COVA	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	COVAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 21, 2021, there were 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

COVA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

COVA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Assets:
Cash	$492,012	$—
Prepaids and other assets	1,461,158	—
Total current assets	1,953,170	—
Deferred offering costs	—	248,611
Cash and Investments held in Trust Account	300,000,000	—
Total Assets	$301,953,170	$248,611

Liabilities and Shareholders’ Equity
Accounts payable and Accrued expenses	$12,072	$207,038
Promissory note – related party	—	25,500
Total current liabilities	12,072	232,538
Deferred underwriting fee	10,500,000	—
Warrant liabilities	28,162,560	—
Total liabilities	38,674,632	232,538

Commitments
Class A ordinary shares subject to possible redemption, 25,827,853 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	258,278,530	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,172,147 and 0 shares issued and outstanding (excluding 25,827,853 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	417	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 and 7,503,750 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	750	750
Additional paid-in capital	8,274,645	24,250
Accumulated deficit	(3,275,804)	(8,927)
Total Shareholders’ equity	5,000,008	16,073
Total Liabilities and Shareholders’ Equity	$301,953,170	$248,611

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
Formation and operating costs	$236,728
Loss from Operations	(236,728)

Other expense:
Offering costs allocated to warrants	(989,589)
Change in fair value of warrant liabilities	(2,040,560)
Total other expense	(3,030,149)

Net loss	$(3,266,877)

Weighted average shares outstanding of Class A ordinary shares	30,000,000
Basic and diluted net income per share, Class A ordinary shares	$—
Weighted average shares outstanding of Class B ordinary shares	7,077,500
Basic and diluted net loss per share, Class B ordinary shares	$(0.46)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	—	$—	7,503,750	$750	$24,250	$(8,927)	$16,073
Sale of 30,000,000 Units, net of underwriting discount, initial value of warrant liability, and offering expenses	30,000,000	3,000	—	—	266,526,342	—	266,529,342
Forfeiture due to partial exercise of overallotment	—	—	(3,750)	—	—	—	—
Net loss	—	—	—	—	—	(3,266,877)	(3,266,877)
Class A ordinary shares subject to possible redemption	(25,827,853)	(2,583)	—	—	(258,275,947)	—	(258,278,530)
Balance as of March 31, 2021 (unaudited)	4,172,147	$417	7,500,000	$750	$8,274,645	$(3,275,804)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

For the Three Months Ended March 31, 2021
Cash flows from operating activities:
Net loss	$(3,266,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Offering costs allocated to warrants	989,589
Change in fair value of warrant liabilities	2,040,560
Changes in operating assets and liabilities:
Prepaid assets	(1,461,158)
Accrued costs and expenses	12,072
Net cash used in operating activities	(1,685,814)

Cash Flows from Investing Activities:
Investment deposited into Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriter’s discount	294,000,000
Proceeds from issuance of Private Placement Warrants	8,872,000
Proceeds from promissory note – related party	57,546
Payment of promissory note – related party	(83,046)
Payment of offering costs	(668,674)
Net cash provided by financing activities	302,177,826
Net change in cash	492,012
Cash, beginning of period	—
Cash, end of the period	$492,012

Supplemental disclosure of cash flow information:
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,500,000
Initial value of Class A ordinary shares subject to possible redemption	$258,858,100
Change in value of Class A ordinary shares subject to possible redemption	$(579,570)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

COVA Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 11, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 4, 2021 (the “Effective Date”). On February 9, 2021, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), including the issuance of 3,900,000 Units as a result of the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of Class A ordinary shares, $0.0001 par value, and one-half of one redeemable warrant, with each whole warrant entitling its holder to purchase one share of Class A ordinary shares at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $300,000,000 (Note 3).

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of an aggregate of 8,872,000 warrants (“Private Placement Warrants”) to purchase Class A ordinary shares, each at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,872,000 (Note 3).

Transaction costs amounted to $17,210,247, consisting of $6,000,000 of underwriting discount, $10,500,000 of deferred underwriters’ fee and $710,247 of other offering costs.

Following the closing of the IPO on February 9, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s certificate of incorporation, or (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from February 9, 2021 (the “Combination Period”), the closing of the IPO.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company. The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to shareholders’ rights (including redemption rights) or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Form 8-K filed by the Company with the SEC on February 9, 2021 and February 16, 2021, respectively.

Correction of Previously Issued Financial Statement

The Company corrected certain line items related to the previously audited balance sheet as of February 9, 2021 in the Form 8-K filed with the SEC on February 16, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative liability under the guidance of Accounting Standard Codification (“ASC”) 815-40, “Derivatives and Hedging – Contracts on an Entity’s Own Equity” (“ASC 815-40”). The following balance sheet items as of February 9, 2021 were impacted: an increase of $27,807,680 in warrant liabilities, a decrease of $27,807,680 in the amount of Class A ordinary shares subject to possible redemption, an increase of $278 in Class A ordinary shares, an increase of $2,674,990 in additional paid-in capital and a increase of $2,675,268  in accumulated deficit.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt-out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt-out is irrevocable. The Company has elected not to opt-out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021, and December 31, 2020, the company had $492,012 and $0 of cash equivalents, respectively.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest U.S. Treasury securities. During the three months ended March 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. As of March 31, 2021, amortized cost approximates fair value.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares in the amount of $710,247 was charged to shareholders’ equity upon the completion of the IPO.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 25,827,853 and 0 shares of Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for these financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The deferred tax assets were deemed to be de minimis as of March 31, 2021 and December 31, 2020.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2021.

Net Income (Loss) Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 23,872,000 of the Company’s Class A ordinary shares in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method.

Reconciliation of Net Income (Loss) per Ordinary Share

The Company’s condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted income (loss) per ordinary share of Class A ordinary share and Class B ordinary share is calculated as follows:

Three Months Ended March 31, 2021
Net Income per share for Class A ordinary share:
Interest income earned on securities held in the Trust Account	$—
Less: Interest income available to the Company for taxes	—
Adjusted net income	$—

Weighted average shares outstanding of Class A ordinary share	30,000,000
Basic and diluted net income per share, Class A ordinary share	$(0.00)

Net loss per share for Class B ordinary share:
Net income (loss)	$(3,266,877)
Less: Income attributable to Class A ordinary share	—
Adjusted net income (loss)	$(3,266,877)

Weighted average shares outstanding of Class B ordinary share	7,077,500
Basic and diluted net income (loss) per share, Class B ordinary share	$(0.46)

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.
Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

See Note 8 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Public Units

On February 9, 2021, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit, including the issuance of 3,900,000 Units as a result of the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of Class A ordinary share, and one-half of one redeemable warrant (each, a “Public Warrant”).

Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 8,872,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,872,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

Note 4 — Related Party Transactions

Founder Shares

On December 15, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 5,750,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”). In January 2021, the Company declared a share dividend satisfied by way of issuance of 0.25 of a share for each Class B ordinary share in issue, resulting in the Sponsor holding an aggregate of 7,187,500 Founder Shares. In February 2021, the Company declared a share dividend satisfied by way of issuance of 0.044 of a share for each Class B ordinary share in issue, resulting in 7,503,750 Class B ordinary shares outstanding. The Founder Shares included an aggregate of up to 978,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full. On February 9, 2021, the underwriters partially exercised their over-allotment option, therefore 975,000 Founder Shares were no longer subject to forfeiture, and 3,750 Founder Shares were subject to forfeiture. On February 11, 2021, the underwriter informed the Company that they would not exercise the full over-allotment and therefore the remaining 3,750 shares were forfeited.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 under the promissory note (the “Note”) to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and was due on the earlier of June 30, 2021 or the closing of the IPO.

The Company had borrowed $83,046 under the promissory note, and the Note was paid in full at the closing of the IPO on February 9, 2021. As of March 31, 2021, there was a no balance and borrowing is no longer available under the promissory note.

Working Capital Loans

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up periods with respect to such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Company’s securities are first listed on the Nasdaq and through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months ended March 31, 2021, the Company charged $17,143 to administrative support expense.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up periods with respect to such securities. The company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 3,915,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On February 9, 2021, the underwriters partially exercised the over-allotment option purchasing an additional 3,900,000 Units.

On February 9, 2021, the underwriters were paid a cash underwriting fee of 2% of the gross proceeds of the IPO, totaling $6,000,000. In addition, $0.35 per unit, or approximately $10,500,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on its financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Warrant Liabilities

Public Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A ordinary shares at a price of $11.50 per share. The warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Company’s sponsors or their affiliates, without taking into account any Founder Shares held by the Company’s Sponsors or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Private Warrants

The Private Placement Warrants are identical to those of the warrants being sold as part of the units in the IPO. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees.

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 30,000,000 and 0 shares issued and outstanding, including 25,827,853 and no shares subject to possible redemption, respectively.

Class B Ordinary shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 7,500,000 shares issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial business combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$300,000,000	$300,000,000	$-	$-
	$300,000,000	$300,000,000	$-	$-
Liabilities:
Public Warrants Liability	$17,250,000	$17,250,000	$-	$-
Private Placement Warrants Liability	10,912,560	-	-	10,912,560
	$28,162,560	$17,250,000	$-	$10,912,560

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Company established the initial fair value of the Public Warrants on February 9, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of March 31, 2021 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on February 9, 2021 and on March 31, 2021 by using a modified Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.

The key inputs into the Monte Carlo simulation as of February 9, 2021 and March 31, 2021 were as follows:

	(Initial Measurement)
	February 9, 2021	March 31, 2021

Inputs
Risk-free interest rate	0.75%	1.26%
Expected term (years)	1.5	1.35
Expected volatility	15%	15%
Notional Exercise price	$1.00	$1.00

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3:

Warrant Liability
Fair value at January 1, 2021	$-
Initial classification of Public and Private Warrant liability at February 9, 2021	27,807,680
Change in fair value	354,880
Public Warrants reclassified to level 1(1)	(17,250,000)
Fair value at March 31, 2021	$10,912,560

(1)	Assumes the Public Warrants were reclassified on March 30, 2021.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “COVA Acquisition Corp.,” “COVA,” “our,” “us” or “we” refer to COVA Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (the “SEC”).

Overview

We are a blank check company incorporated on December 11, 2020 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we intend to focus our search for a target in the high growth technology and tech-enabled businesses in Southeast Asia in the consumer internet, ecommerce, and software industries. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our initial public offering, which was consummated on February 9, 2021 and, after the Initial Public Offering, identifying a target company for a Business Combination.

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in the initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants. Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

o	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

o	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

o	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

o	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding; and

o	our inability to pay dividends on our Class A ordinary shares.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete a Business Combination will be successful.

Liquidity and Capital Resources

On February 9, 2021, we consummated the initial public offering of 30,000,000 units (“Units”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,900,000 Units, at a price of $10.00 per Unit, generating aggregate gross proceeds of $300,000,000. Each Unit consists of one Class A ordinary share, $0.0001 par value per share and one-half of one redeemable warrant for a total of 15,000,000 warrants (the “Public Warrants”). Simultaneously with the closing of the initial public offering, we consummated a private placement of 8,872,000 warrants (the “Private Warrants”) to COVA Acquisition Sponsor LLC (the “Sponsor”) at a price of $1.00 per Private Warrant, generating total proceeds of $8,872,000.

Following the initial public offering and the sale of the Private Warrants, a total of $300,000,000 was placed in a trust account (the “Trust Account”). We incurred $17,210,247 in offering costs, consisting of $6,000,000 of underwriting discount, $10,500,000 of deferred underwriting discount, and $710,247 of other offering costs.

At March 31, 2021, we had cash and marketable securities held in the Trust Account of $300,000,000. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $492,012 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Warrants. To date, there have been no such loans.

Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. Management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of a Business Combination or for the next 12 months. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through March 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described above, and, subsequent to the initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had net loss of $3,266,877, which consisted of a loss from change in fair value on warrant liability of $2,040,560, offering costs allocated to warrant liability of $989,589, and operating costs of $236,728.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Offering Costs Associated with the Initial Public Offering

We complied with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our initial public offering. We allocate the offering costs between its common stock and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Offering costs associated with the Class A common stock have been charged to shareholders’ equity.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) initial public offering, (ii) exercise of the overallotment option and (iii) the private placement to our Sponsor since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The Public Warrants and the Private Warrants are exercisable to purchase a total of 23,872,000 Class A ordinary shares.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4, and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the initial public offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2021.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,500,000, in aggregate. The underwriters’ deferred commissions will be paid to the underwriters from the funds held in the Trust Account upon and concurrently with the completion of our initial business combination. The deferred underwriting fees will be waived by the underwriters solely in the event that we do not complete a business combination, subject to the terms of the underwriting agreement.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the initial public offering, including amounts in the Trust Account, are required to be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of the U.S. Treasury obligations become negative, we may have less proceeds held in the Trust Account than initially deposited.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Quarterly Report, our management re-evaluated, with the participation of our current principal executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of February 9, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, due to the existence of a material weakness found in our internal controls over financial reporting described below and the correction of certain line items related to the previously audited balance sheet as of February 9, 2021 in the Form 8-K filed with the SEC on February 16, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants as described in the financial statements included herein, our disclosure controls and procedures were not effective as of February 9, 2020, the date of our previously issued balance sheet filed with the SEC on Form 8-K.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified a material weakness in internal control over financial reporting related to our control environment existed as of February 9, 2021 as described below.

Specifically, we identified a material weakness with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. Upon issuance, our Warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC issued the SEC Staff Statement in which it expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent registered public accounting firm, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement. As discussed below and elsewhere in this Quarterly Report, this material weakness resulted in a restatement of our financial statements.

Notwithstanding the identified material weakness, management believes that the Financial Statements and related financial information included in this Quarterly Report fairly present, in all material respects, our balance sheets, statements of operations, shareholders’ equity and cash flows as of and for the periods presented.

Remediation Plan

As a newly created organization, we are currently in the process of implementing our financial reporting processes and will incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, and the development and use of checklists and research tools to assist in compliance with GAAP. We intend to complete the enhancement of our financial reporting processes during fiscal year 2021. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. Additionally, we must expend resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus dated February 4, 2021 filed with the SEC on February 8, 2021. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants are now accounted for as derivative liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 15,000,000 Public Warrants and 8,872,000 Private Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. For the three-month period ending March 31, 2021, we recorded $2,040,560 in other expense related to the change in fair value of the Warrants.

Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our condensed financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our Warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, or have any warrants at all, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Warrants we issued in connection with our initial public offering in February 2021. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2021. This material weakness resulted in a material misstatement of our derivative warrant liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures as of March 31, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Part I, Item 4. Controls and Procedures” included in this Quarterly Report.

As described in Item 4. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of March 31, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Item 4. “Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls or otherwise.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from, among others, the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated February 4, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 9, 2021, we consummated our initial public offering of 30,000,000 Units, including the issuance of 3,900,000 Units as a result of the underwriters’ partial exercise of their over-allotment option. The Units sold in the initial public offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300 million. Cantor Fitzgerald & Co. acted as the sole book-running manager and Odeon Capital Group, LLC acted as co-manager. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-252273) and (No. 333-252768) which became effective on February 4, 2021 and February 5, 2021, respectively.

Simultaneous with the consummation of our initial public offering, the Company consummated the private placement of an aggregate of 8,872,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of approximately $8.9 million. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the initial public offering and sale of the Private Warrants, including the over-allotment exercise, $300,000,000 was placed in the Trust Account. At March 31, 2021, we had cash and marketable securities held in the Trust Account of $300,000,000.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer0 Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 1, 2021	COVA ACQUISITION CORP.

	By:	/s/ Jun Hong Heng
	Name:	Jun Hong Heng
	Title:	Chief Executive Officer (Authorized officer and principal financial officer)