Form 10-Q
period 2021-06-30
COVA Acquisition Corp.
filed 2021-08-16
CIK 1837160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

COVA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

COVA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$400,225	$—
Prepaid expenses and other assets	1,264,557	—
Total current assets	1,664,782	—
Deferred offering costs	—	248,611
Investments held in Trust Account	300,003,053	—
Total Assets	$301,667,835	$248,611

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$4,437	$207,038
Promissory note – related party	—	25,500
Total current liabilities	4,437	232,538
Deferred underwriting fee	10,500,000	—
Warrant liabilities	21,286,004	—
Total liabilities	31,790,441	232,538

Commitments

Class A ordinary shares subject to possible redemption, 26,487,739 and no shares at redemption value of $10.00 at June 30, 2021 and December 31, 2020, respectively	264,877,390	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,512,261 and 0 shares issued and outstanding (excluding 26,487,739 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	351	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 and 7,503,750 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	750	750
Additional paid-in capital	1,675,851	24,250
Retained earnings (accumulated deficit)	3,323,052	(8,927)
Total Shareholders’ equity	5,000,004	16,073
Total Liabilities and Shareholders’ Equity	$301,667,835	$248,611

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Six Months Ended June 30, 2021	Three Months Ended June 30, 2021
Formation and operating costs	$517,481	$280,753
Loss from Operations	(517,481)	(280,753)

Other income/(expense):
Interest income on marketable securities held in Trust Account	3,053	3,053
Offering costs allocated to warrants	(989,589)	—
Change in fair value of warrant liabilities	4,835,996	6,876,556
Total other income	3,849,460	6,879,609

Net income	$3,331,979	$6,598,856

Weighted average shares outstanding of Class A ordinary shares	30,000,000	30,000,000
Basic and diluted net income per share, Class A ordinary shares	$—	$—
Weighted average shares outstanding of Class B ordinary shares	7,289,917	7,500,000
Basic and diluted net income/(loss) per share, Class B ordinary shares	$0.46	$0.88

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	—	$—	7,503,750	$750	$24,250	$(8,927)	$16,073
Sale of 30,000,000 Units, net of underwriting discount, initial value of warrant liability, and offering expenses	30,000,000	3,000	—	—	266,526,342	—	266,529,342
Forfeiture due to partial exercise of overallotment	—	—	(3,750)	—	—	—	—
Net loss	—	—	—	—	—	(3,266,877)	(3,266,877)
Class A ordinary shares subject to possible redemption	(25,827,853)	(2,583)	—	—	(258,275,947)	—	(258,278,530)
Balance as of March 31, 2021 (unaudited)	4,172,147	$417	7,500,000	$750	$8,274,645	$(3,275,804)	$5,000,008
Net income (unaudited)	—	—	—	—	—	6,598,856	6,598,856
Change in Class A ordinary shares subject to possible redemption	(659,886)	(66)	—	—	(6,598,794)	—	(6,598,860)
Balance as of June 30, 2021 (unaudited)	3,512,261	351	7,500,000	750	1,675,851	3,323,052	5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income	$3,331,979
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust	(3,053)
Offering costs allocated to warrants	989,589
Change in fair value of warrant liabilities	(4,835,996)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,264,557)
Accounts payable and accrued expenses	4,437
Net cash used in operating activities	(1,777,601)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriter’s discount	294,000,000
Proceeds from issuance of Private Placement Warrants	8,872,000
Proceeds from promissory note – related party	57,546
Payment of promissory note – related party	(83,046)
Payment of offering costs	(668,674)
Net cash provided by financing activities	302,177,826
Net change in cash	400,225
Cash, beginning of period	—
Cash, end of the period	$400,225

Supplemental disclosure of cash flow information:
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,500,000
Initial value of Class A ordinary shares subject to possible redemption	$258,858,100
Change in value of Class A ordinary shares subject to possible redemption	$6,019,289

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 11, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Form 8-K filed by the Company with the SEC on February 9, 2021 and February 16, 2021, respectively, and the unaudited financial statements for the three months ended March 31, 2021 included in the Form 10-Q filed with by the Company with the SEC on June 1, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, and December 31, 2020, the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 26,487,739 and 0 shares of Class A ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for these financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months and six months ended June 30, 2021.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 23,872,000 of the Company’s Class A ordinary shares in the calculation of diluted loss per share, since their exercisability is contingent upon a future event.

Reconciliation of Net Income (Loss) per Ordinary Share

The Company’s condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Accordingly, basic and diluted income (loss) per ordinary share of Class A ordinary share and Class B ordinary share is calculated as follows:

	Six Months Ended June 30, 2021	Three Months Ended June 30, 2021
Net Income per share for Class A ordinary share:
Interest income earned on securities held in the Trust Account	$3,053	$3,053
Less: Interest income available to the Company for taxes	—	—
Adjusted net income	$3,053	$3,053

Weighted average shares outstanding of Class A ordinary share	30,000,000	30,000,000
Basic and diluted net income per share, Class A ordinary share	$(0.00)	$(0.00)

Net loss per share for Class B ordinary share:
Net income (loss)	$3,331,979	$6,598,856
Less: Income attributable to Class A ordinary share	3,053	3,053
Adjusted net income (loss)	$3,328,926	$6,595,803

Weighted average shares outstanding of Class B ordinary share	7,289,917	7,500,000
Basic and diluted net income (loss) per share, Class B ordinary share	$0.46	$0.88

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 4 — Related Party Transactions

Founder Shares

On December 15, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 5,750,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”). In January 2021, the Company declared a share dividend satisfied by way of issuance of 0.25 share for each Class B ordinary share in issue, resulting in the Sponsor holding an aggregate of 7,187,500 Founder Shares. In February 2021, the Company declared a share dividend satisfied by way of issuance of 0.044 share for each Class B ordinary share in issue, resulting in 7,503,750 Class B ordinary shares outstanding. The Founder Shares included an aggregate of up to 978,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full. On February 9, 2021, the underwriters partially exercised their over-allotment option, therefore 975,000 Founder Shares were no longer subject to forfeiture, and 3,750 Founder Shares were subject to forfeiture. On February 11, 2021, the underwriter informed the Company that they would not exercise the full over-allotment and therefore the remaining 3,750 shares were forfeited.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 under the promissory note (the “Note”) to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and was due on the earlier of June 30, 2021 or the closing of the IPO.

The Company had borrowed $83,046 under the promissory note, and the Note was paid in full at the closing of the IPO on February 9, 2021. As of June 30, 2021, there was a no balance and borrowing is no longer available under the promissory note.

Working Capital Loans

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up periods with respect to such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Company’s securities are first listed on the Nasdaq and through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months and six months ended June 30, 2021, the Company incurred $30,000 and $47,143 of administrative support expense, respectively.

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 30,000,000 and 0 shares issued and outstanding, including 26,487,739 and no shares subject to possible redemption, respectively.

Class B Ordinary shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 7,500,000 and 7,503,750 shares issued and outstanding, respectively.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$300,003,053	$300,003,053	$-	$
	$300,003,053	$300,003,053	$-	$-
Liabilities:
Public Warrants Liability	$13,350,000	$13,350,000	$-	$-
Private Placement Warrants Liability	7,936,004	-	-	7,936,004
	$21,286,004	$13,350,000	$-	$7,936,004

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Company established the initial fair value of the Public Warrants on February 9, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of June 30, 2021 by using the associated trading price of the Public Warrants. The Company established the fair value of the Private Placement Warrants on February 9, 2021 and on June 30, 2021 by using a modified Monte Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.

The key inputs into the Monte Carlo simulation as of June 30, 2021 were as follows:

Inputs
Risk-free interest rate	0.74%
Expected term (years)	1.10
Expected volatility	8.78%
Notional Exercise price	$1.00

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3:

Warrant Liability
Fair value at January 1, 2021	$-
Initial classification of Public and Private Warrant liability at February 9, 2021	27,807,680
Change in fair value	354,880
Public Warrants reclassified to level 1	(17,250,000)
Fair value at March 31, 2021	$10,912,560
Change in fair value	(2,976,556)
Fair Value at June 30, 2021	7,936,004

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

At June 30, 2021, we had cash and marketable securities held in the Trust Account of $300,003,053. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we had cash of $400,225 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through June 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, described above, and, subsequent to the initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the six months ended June 30, 2021, we had net income of $3,331,979, which consisted of a gain from change in fair value on warrant liability of $4,835,996 and interest income on marketable securities held in Trust Account of $3,053, offset by offering costs allocated to warrant liability of $989,589, and operating costs of $517,481.

For the three months ended June 30, 2021, we had net income of $6,598,856, which consisted of a gain from change in fair value on warrant liability of $6,876,556 and interest income on marketable securities held in Trust Account of $3,053, offset by operating costs of $280,753.

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

Offering Costs Associated with the Initial Public Offering

We complied with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our initial public offering. We allocate the offering costs between its common stock and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Offering costs associated with the Class A ordinary shares have been charged to shareholders’ equity.

Net Income (loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) initial public offering, (ii) exercise of the overallotment option and (iii) the private placement to our Sponsor since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The Public Warrants and the Private Warrants are exercisable to purchase a total of 23,872,000 Class A ordinary shares.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Warrants (collectively, “Warrants”, which are discussed in Note 3 and Note 6 in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the initial public offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the initial public offering, including amounts in the Trust Account, are required to be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of the U.S. Treasury obligations become negative, we may have less proceeds held in the Trust Account than initially deposited.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 15,000,000 Public Warrants and 8,872,000 Private Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. For the six-month period ending June 30, 2021, we recorded $4,835,996 in other expense related to the change in fair value of the Warrants.

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

As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Warrants we issued in connection with our initial public offering in February 2021. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2021. This material weakness resulted in a material misstatement of our derivative warrant liabilities, Class A ordinary shares subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures as of March 31, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Part I, Item 4. Controls and Procedures” included in this Quarterly Report.

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

Of the gross proceeds received from the initial public offering and sale of the Private Warrants, including the over-allotment exercise, $300,000,000 was placed in the Trust Account. At June 30, 2021, we had cash and marketable securities held in the Trust Account of $300,003,053.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2021	COVA ACQUISITION CORP.

	By:	/s/ Jun Hong Heng
	Name:	Jun Hong Heng
	Title:	Chief Executive Officer
(Authorized officer and principal financial officer)