Form 10-Q
period 2021-09-30
COVA Acquisition Corp.
filed 2021-11-15
CIK 1837160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of November 15, 2021, there were 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

COVA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

COVA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$313,806	$—
Prepaid expenses and other assets	791,419	—
Total current assets	1,105,225	—
Deferred offering costs	—	248,611
Prepaid expenses – non-current portion	274,377	—
Investments held in Trust Account	300,024,271	—
Total Assets	$301,403,873	$248,611

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Accounts payable and accrued expenses	$22,025	$207,038
Promissory note – related party	—	25,500
Total current liabilities	22,025	232,538
Deferred underwriting fee	10,500,000	—
Warrant liabilities	13,882,135	—
Total liabilities	24,404,160	232,538

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value, 30,000,000 and no shares at redemption value of $10.00 at September 30, 2021 and December 31, 2020, respectively	300,000,000	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 30,000,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 and 7,503,750 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	750	750
Additional paid-in capital	—	24,250
Accumulated deficit	(23,001,037)	(8,927)
Total Shareholders’ equity (deficit)	(23,000,287)	16,073
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$301,403,873	$248,611

The accompanying notes are an integral part of these condensed financial statements.

COVA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Formation and operating costs	$302,768	$820,249
Loss from Operations	(302,768)	(820,249)

Other income (expense):
Interest income on investments held in Trust Account	21,218	24,271
Offering costs allocated to warrants	—	(989,589)
Change in fair value of warrant liabilities	7,403,869	12,239,865
Total other income (expense)	7,425,087	11,274,547

Net income	$7,122,319	$10,454,298

Weighted average shares outstanding of Class A ordinary shares	30,000,000	25,714,286
Basic and diluted net income per share, Class A ordinary shares	$0.19	$0.32
Weighted average shares outstanding of Class B ordinary shares	7,500,000	7,360,714
Basic and diluted net income per share, Class B ordinary shares	$0.19	$0.32

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total Shareholder ’
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	-	$-	7,503,750	$750	$24,250	$(8,927)	$16,073

Forfeiture due to partial exercise of overallotment	-	-	(3,750)	-	-	-	-
Net loss	-	-	-	-	-	(3,266,877)	(3,266,877)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	(24,250)	(33,446,408)	(33,470,658)
Balance as of March 31, 2021 (unaudited)	-	-	7,500,000	750	-	(36,722,212)	(36,721,462)
Net income	-	-	-	-	-	6,598,856	6,598,856

Balance as of June 30, 2021 (unaudited)	-	-	7,500,000	750	-	(30,123,356)	(30,122,606)
Net income	-	-	-	-	-	7,122,319	7,122,319

Balance as of September 30, 2021 (unaudited)	-	$-	7,500,000	$750	$-	$(23,001,037)	$(23,000,287)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net income	$10,454,298
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(24,271)
Offering costs allocated to warrants	989,589
Change in fair value of warrant liabilities	(12,239,865)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,065,796)
Accounts payable and accrued expenses	22,025
Net cash used in operating activities	(1,864,020)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriter’s discount	294,000,000
Proceeds from issuance of Private Placement Warrants	8,872,000
Proceeds from promissory note – related party	57,546
Payment of promissory note – related party	(83,046)
Payment of offering costs	(668,674)
Net cash provided by financing activities	302,177,826

Net change in cash	313,806
Cash, beginning of period	—
Cash, end of the period	$313,806

Supplemental disclosure of cash flow information:
Deferred underwriters’ discount payable charged to additional paid-in capital	$10,500,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 11, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 4, 2021 (the “Effective Date”). On February 9, 2021, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), including the issuance of 3,900,000 Units as a result of the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of Class A ordinary shares, $0.0001 par value, and one-half of one redeemable warrant, with each whole warrant entitling its holder to purchase one share of Class A ordinary shares at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $300,000,000 (Note 4).

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of an aggregate of 8,872,000 warrants (“Private Placement Warrants”) to purchase Class A ordinary shares, each at a price of $1.00 per Private Placement Warrant, generating total proceeds of $8,872,000 (Note 4).

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

Liquidity and Capital Resources

At September 30, 2021, the Company had cash of $313,806 held outside of the Trust Account. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, the Company’s sponsor, officers, directors, or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from its Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Warrants. To date, there have been no such loans.

Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. Management believes that we will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of a Business Combination or for the next 12 months. If the Company is unable to complete its initial Business Combination because the Company does not have sufficient funds available to it, the Company will be forced to cease operations and liquidate the Trust Account

Note 2 — Revision of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

Management re-evaluated the Company’s application of Accounting Standards Codification (“ASC”) 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements. Therefore, the Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary share pro rata in the income (loss) of the Company.

Impact of the Revision

The impact to the balance sheet as of February 9, 2021, the balance sheet, income statement and cash flow as of March 31, 2021 and the balance sheet, income statement and cash flow as of June 30, 2021 are presented below:

	As		As
	Reported	Adjustment	Revised
Balance Sheet as of February 9, 2021 (perform 8-K filed on February 16, 2021)
Class A ordinary shares subject to possible redemption ($)	$258,858,100	$41,141,900	$300,000,000

Shareholders’ equity (deficit)
Class A ordinary shares, $0.0001 par value	411	(411)	-
Class B ordinary shares, $0.0001 par value	750	-	750
Additional paid-in capital	7,695,080	(7,695,080)	-
Accumulated Deficit	(2,696,237)	(33,446,409)	(36,142,646)
Total shareholders’ equity (deficit)	$5,000,004	$(41,141,900)	$(36,141,896)

Shares subject to possible redemption	25,885,810	4,114,190	30,000,000

Balance Sheet as of March 31, 2021 (per form 10-Q filed on May 17, 2021)
Class A ordinary shares subject to possible redemption ($)	$258,278,530	$41,721,470	$300,000,000

Shareholders’ equity (deficit)
Class A ordinary shares, $0.0001 par value	417	(417)	-
Class B ordinary shares, $0.0001 par value	750	-	750
Additional paid-in capital	8,274,645	(8,274,645)	-
Retained Earnings (Accumulated Deficit)	(3,275,804)	(33,446,408)	(36,722,212)
Total shareholders’ equity (deficit)	$5,000,008	$(41,721,470)	$(36,721,462)

Shares subject to possible redemption	25,827,853	4,172,147	30,000,000

Statement of Operations for the three months ended March 31, 2021 (per form 10-Q filed on May 17, 2021)
Weighted average shares outstanding, Redeemable Class A ordinary shares	30,000,000	(13,333,333)	16,666,667
Basic and diluted net income per share, Redeemable Class A ordinary shares	$-	$(0.14)	$(0.14)
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	7,077,500	(10,833)	7,066,667
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$(0.46)	$0.32	$(0.14)

Statement of Cash Flows as of March 31, 2021 (per form 10-Q filed on May 17, 2021)
Initial value of Class A ordinary shares subject to possible redemption	$258,858,100	$41,141,900	$300,000,000
Change in value of Class A ordinary shares subject to possible redemption	$(579,570)	$579,570	$-

Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 16, 2021)
Class A ordinary shares subject to possible redemption ($)	$264,877,390	$35,122,610	$300,000,000

Shareholders’ equity (deficit)
Class A ordinary shares, $0.0001 par value	351	(351)	-
Class B ordinary shares, $0.0001 par value	750	-	750
Additional paid-in capital	1,675,851	(1,675,851)	-
Retained Earnings (Accumulated Deficit)	3,323,052	(33,446,408)	(30,123,356)
Total shareholders’ equity (deficit)	$5,000,004	$(35,122,610)	$(30,122,606)

Shares subject to possible redemption	26,487,739	3,512,261	30,000,000

Statement of Operations for the three months ended June 30, 2021 (per form 10-Q filed on August 16, 2021)
Weighted average shares outstanding, Redeemable Class A ordinary shares	30,000,000	-	30,000,000
Basic and diluted net income per share, Redeemable Class A ordinary shares	$-	$0.18	$0.18
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	7,500,000	-	7,500,000
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$0.88	$(0.70)	$0.18

Statement of Operations for the six months ended June 30, 2021 (per form 10-Q filed on August 16, 2021)
Weighted average shares outstanding, Redeemable Class A ordinary shares	30,000,000	(6,629,834)	23,370,166
Basic and diluted net income per share, Redeemable Class A ordinary shares	$-	$0.11	$0.11
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	7,289,917	(5,387)	7,284,530
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$0.46	$(0.35)	$0.11

Statement of Cash Flows as of June 30, 2021 (per form 10-Q filed on August 16, 2021)
Initial value of Class A ordinary shares subject to possible redemption	$258,858,100	$41,141,900	$300,000,000
Change in value of Class A ordinary shares subject to possible redemption	$6,019,289	$(6,019,289)	$-

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, and December 31, 2020, the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Investments Held in Trust Account

At September 30, 2021, the investments held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the nine months ended September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Derivative Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 7 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed statement of operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares in the amount of $710,247 was charged to shareholders’ deficit upon the completion of the IPO.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all of the Company’s 30,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusted the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$300,000,000
Less: Proceeds allocated to Public Warrants	(17,250,000)
Less: Issuance costs related to Class A ordinary shares	(16,220,658)
Plus: Accretion of carrying value to redemption value	33,470,658
Class A ordinary shares subject to possible redemption	$300,000,000

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for these financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months and nine months ended September 30, 2021.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”)ASC Topic 260, “Earnings Per Shares.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per ordinary share is computed by dividing the pro rata net income between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 23,872,000 shares of Class A ordinary shares in the aggregate.

Reconciliation of Net Income per Ordinary Share

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$5,697,855	$1,424,464	$8,127,734	$2,326,564
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	25,714,286	7,360,714
Basic and diluted net income per ordinary share	$0.19	$0.19	$0.32	$0.32

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

See Note 9 for additional information on liabilities measured at fair value.

Recent Accounting Pronouncements

In August 2020,FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

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

Note 5 — Related Party Transactions

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 under the promissory note (the “Note”) to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and was due on the earlier of September 30, 2021 or the closing of the IPO.

The Company had borrowed $83,046 under the promissory note, and the Note was paid in full at the closing of the IPO on February 9, 2021. As of September 30, 2021, there was no balance and borrowing is no longer available under the promissory note.

Working Capital Loans

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up periods with respect to such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Company’s securities are first listed on the Nasdaq and through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months and nine months ended September 30, 2021, the Company incurred $45,006 and $102,149 of administrative support expense, respectively.

Note 6 — Commitments and Contingencies

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

Note 7 — Warrant Liabilities

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

Note 8 — Shareholders’ Equity (Deficit)

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares issued and outstanding, excluding 30,000,000 and no shares subject to possible redemption, respectively.

Class B Ordinary shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 7,500,000 and 7,503,750 shares issued and outstanding, respectively.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants Liabilities	$8,700,000	$8,700,000	$-	$-
Private Placement Warrants Liabilities	5,182,135	-	-	5,182,135
	$13,882,135	$8,700,000	$-	$5,182,135

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Company established the initial fair value of the Public Warrants on February 9, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of September 30, 2021 by using the associated trading price of the Public Warrants. The Company established the fair value of the Private Placement Warrants on February 9, 2021 and on September 30, 2021 by using a modified Monte Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.

The key inputs into the Monte Carlo simulation as of September 30, 2021 were as follows:

Inputs
Risk-free interest rate	0.78%
Expected term to merger	0.85
Expected volatility	13.67%
Notional Exercise price	$1.00

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3:

Warrant Liabilities
Fair value at January 1, 2021	$-
Initial classification of Public and Private Warrant liability at February 9, 2021	27,807,680
Change in fair value	354,880
Public Warrants reclassified to level 1	(17,250,000)
Fair value at March 31, 2021	$10,912,560
Change in fair value	(2,976,556)
Fair Value at June 30, 2021	$7,936,004
Change in fair value	(2,753,869)
Fair Value at September 30, 2021	$5,182,135

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2021 are as follows:

	Carrying Value as of September 30, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Treasury Securities	300,023,500	521	-	300,024,021
	$300,023,500	$521	$-	$300,024,021

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in the initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants. Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

○	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

○	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

○	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

○	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding; and

○	our inability to pay dividends on our Class A ordinary shares.

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

At September 30, 2021, we had cash and marketable securities held in the Trust Account of $300,024,271. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we had cash of $313,806 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through September 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, described above, and, subsequent to the initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the nine months ended September 30, 2021, we had net income of $10,454,298, which consisted of a gain from change in fair value on warrant liability of $12,239,865 and interest income on marketable securities held in Trust Account of $24,271, offset by offering costs allocated to warrant liability of $989,589, and operating costs of $820,249.

For the three months ended September 30, 2021, we had net income of $7,122,319, which consisted of a gain from change in fair value on warrant liability of $7,403,869 and interest income on marketable securities held in Trust Account of $21,218, offset by operating costs of $302,768.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets.

Offering Costs Associated with the Initial Public Offering

We complied with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our initial public offering. We allocate the offering costs between its ordinary shares and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Offering costs associated with the Class A ordinary shares have been charged to shareholders’ deficit.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the initial public offering, including amounts in the Trust Account, are required to be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of the U.S. Treasury obligations become negative, we may have less proceeds held in the Trust Account than initially deposited.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

Our warrants are now accounted for as derivative liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 15,000,000 Public Warrants and 8,872,000 Private Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. For the nine-month period ending September 30, 2021, we recorded $12,239,865 in other income related to the change in fair value of the Warrants.

Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our ordinary shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our condensed financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our ordinary shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash gains or losses on our Warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, or have any warrants at all, which may make it more difficult for us to consummate an initial business combination with a target business.

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

As described in Item 4. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of March 31, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our ordinary shares. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Item 4. “Controls and Procedures.”

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

Of the gross proceeds received from the initial public offering and sale of the Private Warrants, including the over-allotment exercise, $300,000,000 was placed in the Trust Account. At September 30, 2021, we had cash and marketable securities held in the Trust Account of $300,024,271.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2021	COVA ACQUISITION CORP.

	By:	/s/ Jun Hong Heng
	Name:	Jun Hong Heng
	Title:	Chief Executive Officer
(Authorized officer and principal financial officer)