Form 10-Q/A
period 2021-09-30
COVA Acquisition Corp.
filed 2021-12-10
CIK 1837160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of December 10, 2021, there were 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us” or the “Company” are to COVA Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of COVA Acquisition Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “First Amended Filing”).

On November 15, 2021, the Company filed its Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on February 9, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by reclassifying all Class A ordinary shares subject to redemption as temporary equity. This resulted in a revision to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 7, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of February 9, 2021 and (ii) unaudited interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on June 1, 2021 and August 16, 2021, respectively, (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.

The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail below in this Quarterly Report on Form 10-Q/A.

COVA ACQUISITION CORP.

Form 10-Q/A

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

COVA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total Shareholder ’
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	-	$-	7,503,750	$750	$24,250	$(8,927)	$16,073

Forfeiture due to partial exercise of overallotment	-	-	(3,750)	-	-	-	-
Net loss	-	-	-	-	-	(3,266,877)	(3,266,877)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	(24,250)	(33,446,408)	(33,470,658)
Balance as of March 31, 2021 (unaudited) (as restated)	-	-	7,500,000	750	-	(36,722,212)	(36,721,462)
Net income	-	-	-	-	-	6,598,856	6,598,856

Balance as of June 30, 2021 (unaudited) (as restated)	-	-	7,500,000	750	-	(30,123,356)	(30,122,606)
Net income	-	-	-	-	-	7,122,319	7,122,319

Balance as of September 30, 2021 (unaudited)	-	$-	7,500,000	$750	$-	$(23,001,037)	$(23,000,287)

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

Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. Management believes that we will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of a Business Combination or for the next 12 months. If the Company is unable to complete its initial Business Combination because the Company does not have sufficient funds available to it, the Company will be forced to cease operations and liquidate the Trust Account

Note 2 — Restatement of Previously Issued Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the corrections and has determined that the related impact was material to previously presented financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

Impact of the Restatement

The impacts to the balance sheet, income statement and cash flow as of March 31, 2021 and the balance sheet, income statement and cash flow as of June 30, 2021 are presented below:

	As		As
	Reported	Adjustment	Restated
Balance Sheet as of March 31, 2021 (per Form 10-Q filed on June 1, 2021)
Class A ordinary shares subject to possible redemption	$258,278,530	$41,721,470	$300,000,000

Shareholders’ equity (deficit)
Class A ordinary shares, $0.0001 par value	417	(417)	-
Class B ordinary shares, $0.0001 par value	750	-	750
Additional paid-in capital	8,274,645	(8,274,645)	-
Retained Earnings (Accumulated Deficit)	(3,275,804)	(33,446,408)	(36,722,212)
Total shareholders’ equity (deficit)	$5,000,008	$(41,721,470)	$(36,721,462)

Shares subject to possible redemption	25,827,853	4,172,147	30,000,000

Statement of Operations for the three months ended March 31, 2021 (per Form 10-Q filed on June 1, 2021)
Weighted average shares outstanding, Redeemable Class A ordinary shares	30,000,000	(13,333,333)	16,666,667
Basic and diluted net income per share, Redeemable Class A ordinary shares	$-	$(0.14)	$(0.14)
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	7,077,500	(10,833)	7,066,667
Basic and diluted net income per shares, Non-redeemable Class A and Class B ordinary shares	$(0.46)	$0.32	$(0.14)

Statement of Cash Flows as of March 31, 2021 (per Form 10-Q filed on June 1, 2021)
Initial value of Class A ordinary shares subject to possible redemption	$258,858,100	$(258,858,100)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(579,570)	$579,570	$-

Balance Sheet as of June 30, 2021 (per Form 10-Q filed on August 16, 2021)
Class A ordinary shares subject to possible redemption	$264,877,390	$35,122,610	$300,000,000

Shareholders’ equity (deficit)
Class A ordinary shares, $0.0001 par value	351	(351)	-
Class B ordinary shares, $0.0001 par value	750	-	750
Additional paid-in capital	1,675,851	(1,675,851)	-
Retained Earnings (Accumulated Deficit)	3,323,052	(33,446,408)	(30,123,356)
Total shareholders’ equity (deficit)	$5,000,004	$(35,122,610)	$(30,122,606)

Shares subject to possible redemption	26,487,739	3,512,261	30,000,000

Statement of Operations for the three months ended June 30, 2021 (per Form 10-Q filed on August 16, 2021)
Weighted average shares outstanding, Redeemable Class A ordinary shares	30,000,000	-	30,000,000
Basic and diluted net income per share, Redeemable Class A ordinary shares	$-	$0.18	$0.18
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	7,500,000	-	7,500,000
Basic and diluted net income per share, Non-redeemable Class A and Class B ordinary shares	$0.88	$(0.70)	$0.18

Statement of Operations for the six months ended June 30, 2021 (per Form 10-Q filed on August 16, 2021)
Weighted average shares outstanding, Redeemable Class A ordinary shares	30,000,000	(6,629,834)	23,370,166
Basic and diluted net income per share, Redeemable Class A ordinary shares	$-	$0.11	$0.11
Weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	7,289,917	(5,387)	7,284,530
Basic and diluted net income per share, Non-redeemable Class A and Class B ordinary shares	$0.46	$(0.35)	$0.11

Statement of Cash Flows as of June 30, 2021 (per Form 10-Q filed on August 16, 2021)
Initial value of Class A ordinary shares subject to possible redemption	$258,858,100	$(258,858,100)	$-
Change in value of Class A ordinary shares subject to possible redemption	$6,019,289	$(6,019,289)	$-

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Shares.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per ordinary share is computed by dividing the pro rata net income between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 23,872,000 shares of Class A ordinary shares in the aggregate.

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

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

On February 9, 2021, the underwriters were paid a cash underwriting fee of 2% of the gross proceeds of the IPO, totalling $6,000,000. In addition, $0.35 per unit, or approximately $10,500,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (the “SEC”).

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the restatements of our February 9, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A ordinary shares, as described below, which constitutes a material weakness in our internal control over financial reporting. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments.

Regarding the restatements to the March 31, 2021 and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on June 1, 2021 and August 16, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on February 16, 2021, and restated on the Form 10-Q filed with the SEC on June 1, 2021, certain redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

PART II – OTHER INFORMATION

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we re-evaluated the accounting treatment of our 15,000,000 Public Warrants and 8,872,000 Private Warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. For the nine-month period ending September 30, 2021, we recorded $12,239,865 in other income related to the change in fair value of the Warrants.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q/A.

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

Dated: December 10, 2021	COVA ACQUISITION CORP.

	By:	/s/ Jun Hong Heng
	Name:	Jun Hong Heng
	Title:	Chief Executive Officer
(Authorized officer and principal financial officer)