Form 10-Q
period 2022-03-31
COVA Acquisition Corp.
filed 2022-05-13
CIK 1837160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

COVA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COVA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash	$2,444	$7,181
Prepaid expenses and other assets	722,245	788,561
Total current assets	724,689	795,742
Prepaid expenses – non-current portion	—	75,616
Investments held in Trust Account	300,162,921	300,053,996
Total Assets	$300,887,610	$300,925,354

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$434,748	$507,310
Due to related party	643,702	17,384
Total current liabilities	1,078,450	524,694
Deferred underwriting fee	10,500,000	10,500,000
Warrant liabilities	4,301,396	11,747,850
Total Liabilities	15,879,846	22,772,544

Commitments and Contingencies (See Note 5)
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value, 30,000,000 shares issued and outstanding, at redemption value of $10.00 at March 31, 2022 and December 31, 2021	300,000,000	300,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 30,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(14,992,986)	(21,847,940)
Total Shareholders’ Deficit	(14,992,236)	(21,847,190)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$300,887,610	$300,925,354

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2022	For The Three Months Ended March 31, 2021
General and administrative expenses	$700,425	$236,728
Loss from Operations	(700,425)	(236,728)

Other income (expense):
Interest income on investments held in Trust Account	108,925	—
Offering costs allocated to warrants	—	(989,589)
Change in fair value of warrant liabilities	7,446,454	(2,040,560)
Total other income (expense)	7,555,379	(3,030,149)

Net income (loss)	$6,854,954	$(3,266,877)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemptions	30,000,000	16,666,667
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemptions	$0.18	$(0.14)
Weighted average shares outstanding of Class B ordinary shares	7,500,000	7,066,667
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.18	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	7,500,000	$750	$—	$(21,847,940)	$(21,847,190)
Net income	—	—	—	—	—	6,854,954	6,854,954
Balance as of March 31, 2022	—	$—	7,500,000	$750	$—	$(14,992,986)	$(14,992,236)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	—	$—	7,503,750	$750	$24,250	$(8,927)	$16,073
Forfeiture due to partial exercise of overallotment	—	—	(3,750)	—	—	—	—
Net loss	—	—	—	—	—	(3,266,877)	(3,266,877)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,250)	(33,446,408)	(33,470,658)
Balance as of March 31, 2021	—	$—	7,500,000	$750	$—	$(36,722,212)	$(36,721,462)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income (loss)	$6,854,954	$(3,266,877)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(108,925)	—
Offering costs allocated to warrants	—	989,589
Change in fair value of warrant liabilities	(7,446,454)	2,040,560
Changes in operating assets and liabilities:
Prepaid expenses and other assets	141,932	(1,461,158)
Due to related party	626,318	—
Accounts payable and accrued expenses	(72,562)	12,072
Net cash used in operating activities	(4,737)	(1,685,814)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(300,000,000)
Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriter’s discount	—	294,000,000
Proceeds from issuance of Private Placement Warrants	—	8,872,000
Proceeds from promissory note – related party	—	57,546
Payment of promissory note – related party	—	(83,046)
Payment of offering costs	—	(668,674)
Net cash provided by financing activities	—	302,177,826

Net change in cash	(4,737)	492,012
Cash, beginning of period	7,181	—
Cash, end of the period	$2,444	$492,012

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$10,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 11, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity, Capital Resources and Going Concern

At March 31, 2022, the Company had cash of $2,444 held outside of the Trust Account. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

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

The Company will have until February 4, 2023 to complete a Business Combination or it would be required to cease all operations and liquidate. The liquidity concerns and the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of a Business Combination or one year from the issuance date of the unaudited condensed financial statements. The Company believes it has access to the funds from the Sponsor it needs to continue until it completes a Business Combination and plans on completing a Business Combination prior to the mandatory liquidation date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this unaudited condensed financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 24, 2022, and the unaudited condensed financial statements for the three months ended March 31, 2021 included in the Form 10-Q filed with by the Company with the SEC on June 1, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt-out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt-out is irrevocable. The Company has elected not to opt-out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed financial statements.

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

One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the investments held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the three months ended March 31, 2022 and 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Derivative Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 6 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares in the amount of $710,247 was charged to temporary equity upon the completion of the IPO.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all of the Company’s 30,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusted the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022 and 2021.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Shares.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is computed by dividing the pro rata net income (loss) between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 23,872,000 shares of Class A ordinary shares in the aggregate.

Reconciliation of Net Income (Loss) per Ordinary Share

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$5,483,963	$1,370,991	$(2,294,155)	$	$(972,722)
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	16,666,667		7,066,667
Basic and diluted net income (loss) per ordinary share	$0.18	$0.18	$(0.14)		$(0.14)

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 under the promissory note (the “Note”) to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and was due on the earlier of March 31, 2022 or the closing of the IPO.

The Company had borrowed $83,046 under the promissory note, and the Note was paid in full at the closing of the IPO on February 9, 2021. As of March 31, 2022 and December 31, 2021, there was no balance and borrowing is no longer available under the promissory note.

Working Capital Loans

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up periods with respect to such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Company’s securities are first listed on the Nasdaq and through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $17,143 of administrative support expense, respectively.

Due to Related Party

As of March 31, 2022, the Company will reimburse an affiliate of the sponsor for expenses paid on its behalf in the amount of $643,702. The expenses include payment of professional fees, filing fees, and other operating expenses.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 30,000,000 shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 7,500,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. government securities and sweep funds in Trust account	$300,162,921	$300,162,921	$—	$—
Liabilities:
Public Warrants Liabilities	$2,700,000	$2,700,000	$—	$—
Private Placement Warrants Liabilities	1,601,396	—	—	1,601,396
	$4,301,396	$2,700,000	$—	$1,601,396

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. government securities and sweep funds in Trust account	$300,053,996	$300,053,996	$—	$—
Liabilities:
Public Warrants Liabilities	$7,350,000	$7,350,000	$—	$—
Private Placement Warrants Liabilities	4,397,850	—	—	4,397,850
	$11,747,850	$7,350,000	$—	$4,397,850

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

The Company established the initial fair value of the Public Warrants on February 9, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of March 31, 2022 and December 31, 2021 by using the associated trading price of the Public Warrants. The Company established the fair value of the Private Placement Warrants on February 9, 2021 and on March 31, 2022 by using a modified Monte Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants. For the three months ended March 31, 2022, there were no transfer between levels 1, 2 or 3.

The key inputs into the Monte Carlo simulation as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021

Inputs
Risk-free interest rate	2.42%	1.09%
Expected term to merger	0.35	0.60
Expected volatility	5.97%	12.40%
Notional Exercise price	$1.00	$1.00

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as Level 3:

Private Placement Warrant Liabilities
Fair Value at January 1, 2021	$—
Initial classification of Public and Private Warrant liability at February 9, 2021	27,807,680
Change in fair value	354,880
Fair Value at March 31, 2021	$28,162,560
Public Warrants reclassified to level 1	(17,250,000)
Change in fair value	(6,514,710)
Fair Value at December 31, 2021	$4,397,850
Change in valuation as of March 31, 2022	(2,796,454)
Fair Value at March 31, 2022	$1,601,396

The carrying value, excluding gross unrealized holding gains or losses and fair value of held to maturity securities on March 31, 2022 and December 31, 2021, are as follows:

	Carrying Value as of March 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
U.S. Treasury Securities	$300,162,825	$13,692	$—	$300,176,517
	$300,162,825	$13,692	$—	$300,176,517

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$300,053,216	$4,157	$—	$300,057,373
	$300,053,216	$4,157	$—	$300,057,373

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “COVA Acquisition Corp.,” “COVA,” “our,” “us” or “we” refer to COVA Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

At March 31, 2022, we had cash and marketable securities held in the Trust Account of $300,162,921. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we had cash of $2,444 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

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

Prior to the completion of the initial Business Combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. Management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of a Business Combination or for the next 12 months. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through March 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described above, and, subsequent to the initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2022, we had net income of $6,854,954, which consisted of a gain from change in fair value on warrant liability of $7,446,454 and interest income on investments held in Trust Account of $108,926, offset by operating costs of $700,426.

For the three months ended March 31, 2021, we had net loss of $3,266,877, which consisted of a loss from change in fair value on warrant liability of $2,040,560, offering costs allocated to warrant liability of $989,589, and operating costs of $236,728.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Offering Costs Associated with the Initial Public Offering

We complied with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our initial public offering. We allocate the offering costs between its ordinary shares and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Offering costs associated with the Class A ordinary shares have been charged to temporary equity

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) initial public offering, (ii) exercise of the overallotment option and (iii) the private placement to our Sponsor since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The Public Warrants and the Private Warrants are exercisable to purchase a total of 23,872,000 Class A ordinary shares.

Warrant Liabilities

We evaluated the Public Warrants and Private Warrants (collectively, “Warrants”, which are discussed in Note 2 and Note 3 in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the initial public offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the Statements of Operations in the period of change.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2022 and December 2021.

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

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third- party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in in our Annual Report for the year ended December 31, 2021 filed with the SEC on March 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC, including as set forth below.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

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

Dated: May 13, 2022	COVA ACQUISITION CORP.

	By:	/s/ Jun Hong Heng
	Name:	Jun Hong Heng
	Title:	Chief Executive Officer
(Authorized officer and principal financial officer)