Form 10-Q
period 2022-06-30
COVA Acquisition Corp.
filed 2022-08-10
CIK 1837160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COVA ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Cayman Islands	001-40012	98-1572360
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

700 Montgomery Street, Suite 240

San Francisco, California 94111

(Address of Principal Executive Offices) (Zip Code)

(415) 800-2289

(Registrant’s Telephone Number, Including Area Code)

530 Bush Street, Suite 703

San Francisco, California 94108

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

As of August 9, 2022, there were 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

 COVA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COVA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash	$2,444	$7,181
Prepaid expenses and other assets	507,347	788,561
Total current assets	509,791	795,742
Prepaid expenses – non-current portion	—	75,616
Investments held in Trust Account	300,613,622	300,053,996
Total Assets	$301,123,413	$300,925,354

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Accounts payable and accrued expenses	$3,182,707	$507,310
Due to related party	862,265	17,384
Total current liabilities	4,044,972	524,694
Deferred underwriting fee	10,500,000	10,500,000
Warrant liabilities	2,398,733	11,747,850
Total Liabilities	16,943,705	22,772,544

Commitments and Contingencies (See Note 5)
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value, 30,000,000 shares issued and outstanding, at redemption value of $10.02 at June 30, 2022 and December 31, 2021	300,613,622	300,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 30,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(16,434,664)	(21,847,940)
Total Shareholders’ Deficit	(16,433,914)	(21,847,190)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$301,123,413	$300,925,354

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Six Months Ended June 30, 2021
General and administrative expenses	$3,181,421	$280,753	$3,881,846	$517,481
Loss from Operations	(3,181,421)	(280,753)	(3,881,846)	(517,481)

Other income (expense):
Interest income on investments held in Trust Account	450,702	3,053	559,627	3,053
Offering costs allocated to warrants	—	—	—	(989,589)
Change in fair value of warrant liabilities	1,902,663	6,876,556	9,349,117	4,835,996
Total other income (expense), net	2,353,365	6,879,609	9,908,744	3,849,460

Net (loss) income	$(828,056)	$6,598,856	$6,026,898	$3,331,979

Weighted average shares outstanding of Class A ordinary shares subject to possible redemptions	30,000,000	30,000,000	30,000,000	23,370,166
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemptions	$(0.02)	$0.18	$0.16	$0.11
Weighted average shares outstanding of Class B ordinary shares	7,500,000	7,500,000	7,500,000	7,284,530
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.02)	$0.18	$0.16	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	7,500,000	$750	$—	$(21,847,940)	$(21,847,190)
Net income	—	—	—	—	—	6,854,954	6,854,954
Balance as of March 31, 2022 (unaudited)	—	—	7,500,000	750	—	(14,992,986)	(14,992,236)
Accretion of carrying value to redemption value	—	—	—	—	—	(613,622)	(613,622)
Net loss	—	—	—	—	—	(828,056)	(828,056)
Balance as of June 30, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(16,434,664)	$(16,433,914)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	—	$—	7,503,750	$750	$24,250	$(8,927)	$16,073
Forfeiture due to partial exercise of overallotment	—	—	(3,750)	—	—	—	—
Net loss	—	—	—	—	—	(3,266,877)	(3,266,877)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,250)	(33,446,408)	(33,470,658)
Balance as of March 31, 2021 (unaudited)	—	—	7,500,000	750	—	(36,722,212)	(36,721,462)
Net income	—	—	—	—	—	6,598,856	6,598,856
Balance as of June 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(30,123,356)	$(30,122,606)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2022	For The Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income	$6,026,898	$3,331,979
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(559,626)	(3,053)
Offering costs allocated to warrants	—	989,589
Change in fair value of warrant liabilities	(9,349,117)	(4,835,996)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	356,830	(1,264,557)
Accounts payable and accrued expenses	2,675,397	4,437
Due to related party	844,881	—
Net cash used in operating activities	(4,737)	(1,777,601)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(300,000,000)
Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriter’s discount	—	294,000,000
Proceeds from issuance of Private Placement Warrants	—	8,872,000
Proceeds from promissory note – related party	—	57,546
Payment of promissory note – related party	—	(83,046)
Payment of offering costs	—	(668,674)
Net cash provided by financing activities	—	302,177,826

Net change in cash	(4,737)	400,225
Cash, beginning of period	7,181	—
Cash, end of the period	$2,444	$400,225

Supplemental disclosure of noncash investing and financing activities:
Accretion of carrying value to redemption value	$613,622	$—
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$10,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

 JUNE 30, 2022

Note 1 — Organization and Business Operations

COVA Acquisition Corp. (the “Company” or “COVA”) is a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 11, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Merger Agreement

On May 26, 2022, the Company, ECARX Holdings Inc., a Cayman Islands exempted company (“ECARX”), Ecarx Temp Limited, a Cayman Islands exempted company and wholly owned subsidiary of ECARX (“Merger Sub 1”), and Ecarx&Co Limited, a Cayman Islands exempted company and wholly owned subsidiary of ECARX ( “Merger Sub 2”) entered into the Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, (a) Merger Sub 1 will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of ECARX (such company, as the surviving entity of the First Merger, “Surviving Entity 1”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, Surviving Entity 1 will merge with and into Merger Sub 2 (the “Second Merger,” and together with the First Merger, the “Mergers”), with Merger Sub 2 surviving the Second Merger as a wholly owned subsidiary of ECARX (such company, as the surviving entity of the Second Merger, “Surviving Entity 2”) (the transactions contemplated by the Merger Agreement, including the Mergers, collectively, the “Proposed Business Combination”). Capitalized terms in this summary of the Merger Agreement not otherwise defined herein shall have the meanings ascribed to them in the Merger Agreement. Completion of the Proposed Business Combination is subject to the satisfaction of the conditions stated in the Merger Agreement, as set forth in more detail below.

Liquidity, Capital Resources and Going Concern

At June 30, 2022, the Company had cash of $2,444 held outside of the Trust Account. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 24, 2022, and the unaudited condensed financial statements for the six months ended June 30, 2021 included in the Form 10-Q filed with by the Company with the SEC on August 16, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022, and December 31, 2021, the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the investments held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the three and six months ended June 30, 2022 and 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares in the amount of $710,247 was charged to temporary equity upon the completion of the IPO.

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

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$300,000,000
Less: Proceeds allocated to Public Warrants	(17,250,000)
Less: Issuance costs related to Class A ordinary shares	(16,220,658)
Plus: Accretion of carrying value to redemption value	33,470,658
Class A ordinary shares subject to possible redemption, December 31, 2021	300,000,000
Plus: Accretion of carrying value to redemption value	613,622
Class A ordinary shares subject to possible redemption, June 30, 2022	$300,613,622

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for these financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return.

For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The deferred tax assets were deemed to be de minimis as of June 30, 2022 and December 31, 2021.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2022 and 2021.

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Shares.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net (loss) income per ordinary share is computed by dividing the pro rata net (loss) income between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 23,872,000 shares of Class A ordinary shares in the aggregate.

Reconciliation of Net (Loss) Income per Ordinary Share

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per ordinary share for each class of ordinary shares:

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(662,445)	$(165,611)	$5,279,085	$1,319,771
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000
Basic and diluted net (loss) income per ordinary share	$(0.02)	$(0.02)	$0.18	$0.18

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$4,821,518	$1,205,380	$2,540,195	$791,784
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	23,370,166	7,284,530
Basic and diluted net income per ordinary share	$0.16	$0.16	$0.11	$0.11

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 under the promissory note (the “Note”) to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and was due on the earlier of June 30, 2022 or the closing of the IPO.

The Company had borrowed $83,046 under the promissory note, and the Note was paid in full at the closing of the IPO on February 9, 2021. As of June 30, 2022 and December 31, 2021, there was no balance and borrowing is no longer available under the promissory note.

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

On May 26, 2022, the Company issued a promissory note (the “Note”) in the amount of up to $2,000,000 to the Sponsor. The Note bears no interest and is repayable in full upon the earlier to occur of (i) the consummation of the Company’s initial business combination and (ii) the winding up of the Company. The Note also provides that up to $1,000,000 of the Note may be converted into a number of warrants, at a price of $1.00 per warrant, at the option of the Sponsor and at any time prior to payment in full of the outstanding principal amount of the Note. Such warrants would be identical to the private placement warrants issued to the Sponsor at the Company’s initial public offering. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Company’s securities are first listed on the Nasdaq and through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, of administrative support expense, respectively. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $47,143, respectively, of administrative support expense.

Due to Related Party

As of June 30, 2022 and December 31, 2021, the Company will reimburse an affiliate of the sponsor for expenses paid on its behalf in the amount of $862,265, and $17,384 respectively. The expenses include payment of professional fees, filing fees, and other operating expenses.

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

Merger Agreement

As described above, on May 26, 2022, the Company entered into the Merger Agreement.

Business Combination

Pursuant to the Merger Agreement, immediately prior to the First Effective Time on the Closing Date, (i) the Seventh Amended and Restated Memorandum and Articles of Association of ECARX (the “Amended Company Articles”) shall be adopted and become effective; (ii) each of the preferred shares of ECARX that is issued and outstanding immediately prior to such time shall be re-designated and re-classified into one ordinary share of ECARX (the “Preferred Share Conversion”); (iii) immediately after the Preferred Share Conversion, (x) issued and outstanding ordinary shares of ECARX (other than the Co-Founder Shares (as defined in the Merger Agreement)) and certain authorized but unissued ordinary share of ECARX shall each be re-designated into one Class A ordinary shares of ECARX, par value of US$0.000005 per share (“ECARX Class A Ordinary Shares”), where each ECARX Class A Ordinary Share shall entitle its holder to one (1) vote on all matters subject to vote at general meetings of ECARX, (y) issued and outstanding Co-Founder Shares and certain authorized but unissued ordinary shares shall each be re-designated as one Class B ordinary shares of ECARX, par value of US$0.000005 per share (“ECARX Class B Ordinary Shares” and collectively with ECARX Class A Ordinary Shares, “ECARX Ordinary Shares”), where each ECARX Class B Ordinary Share shall entitle its holder to ten (10) votes on all matters subject to vote at general meetings of ECARX, and (z) certain authorized but unissued ordinary shares of ECARX shall each be re-designated as shares of par value of US$0.000005 each of such class or classes (however designated) as the board of directors of ECARX may determine in accordance with the Amended Company Articles (actions set forth in clause (iii) are referred to as the “Re-designation”); and (iv) each authorized issued and unissued ECARX Ordinary Share immediately prior to the First Effective Time shall be recapitalized by way of a repurchase in exchange for issuance of such number of ECARX Ordinary Shares equal to the Recapitalization Factor (as defined below) as described further in the Merger Agreement. Actions set forth in clauses (i) through (iv) above are collectively referred to as the “Capital Restructuring.” The “Recapitalization Factor” is a number determined by dividing the Price per Share by $10.00. “Price per Share” is defined in the Merger Agreement as the amount equal to $3,400,000,000 divided by such amount equal to (a) the aggregate number of ECARX shares (i) that are issued and outstanding immediately prior to the Re-designation and (ii) that are issuable upon the exercise of all ECARX options and other equity securities of ECARX that are issued and outstanding immediately prior to the Re-designation (whether or not then vested or exercisable, as applicable), minus (b) the ECARX shares held by ECARX or any of its subsidiaries (if applicable) as treasury shares.

In addition, pursuant to the Merger Agreement, at the First Effective Time: (i) each of the Company’s units (“Units”) (each consisting of one of the Company’s Public Share (as defined below) and half of one of the Company’s public warrant (the “Public Warrants”)) issued and outstanding immediately prior to the First Effective Time shall be automatically separated and the holder thereof shall be deemed to hold one Public Share and one-half of one Public Warrant; provided, that, no fractional Public Warrants shall be issued in connection with such separation such that if a holder of such Units would be entitled to receive a fractional Public Warrant upon such separation, the number of Public Warrants to be issued to such holder upon such separation will be rounded down to the nearest whole number of Public Warrants and no cash will be paid in lieu of such fractional Public Warrants; (ii) immediately following the separation of each Unit, each Class A ordinary share, par value $0.0001 per share, of the Company (“Public Shares”) and each Class B ordinary share, par value $0.0001 per share, of the Company (“Founder Shares” collectively with Public Shares, “COVA Shares”) (excluding Public Shares that are held by the Company’s shareholders that validly exercise their redemption rights, COVA Shares that are held by the Company’s shareholders that exercise and perfect their relevant dissenters’ rights and the Company’s treasury shares) issued and outstanding immediately prior to the First Effective Time shall be cancelled and cease to exist and each holder thereof shall be entitled to receive one newly issued ECARX Class A Ordinary Share; and (iii) each whole warrant of the Company’s outstanding immediately prior to the First Effective Time shall cease to be a warrant with respect to Public Shares and be assumed by ECARX and converted into a warrant to purchase one ECARX Class A Ordinary Share (“ECARX Warrants”), subject to substantially the same terms and conditions prior to the First Effective Time.

Pursuant to the Merger Agreement, (i) each ordinary share, par value US$0.000005 per share, of Merger Sub 1 that is issued and outstanding immediately prior to the First Effective Time shall continue existing and constitute the only issued and outstanding share capital of Surviving Entity 1, (ii) each ordinary share of Surviving Entity 1 that is issued and outstanding immediately prior to the Second Effective Time will be automatically cancelled and cease to exist without any payment therefor, and (iii) each ordinary share, par value US$0.000005 per share, of Merger Sub 2 issued and outstanding immediately prior to the Second Effective Time shall remain outstanding and continue existing and constitute the only issued and outstanding share capital of Surviving Entity 2 and shall not be affected by the Second Merger.

Covenants

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Proposed Business Combination and efforts to satisfy conditions to the consummation of the Proposed Business Combination. The Merger Agreement also contains additional covenants of the parties, including, among others, (i) a covenant providing for COVA and ECARX to cooperate in the preparation of the Registration Statement on Form F-4 required to be prepared and filed with the SEC in connection with the Mergers, (ii) covenants requiring COVA to establish a record date for, duly call and give notice of, convene and hold an extraordinary general meeting of the COVA shareholders as promptly as practicable following the date that the Registration Statement is declared effective by the SEC under the Securities Act of 1933, as amended (the “Securities Act”), (iii) covenants requiring ECARX to establish a record date for, duly call and give notice of, convene and hold an extraordinary general meeting of the ECARX shareholders as promptly as practicable following the date that the Registration Statement is declared effective by the SEC under the Securities Act, and (iv) covenants prohibiting COVA and ECARX from, among other things, soliciting or negotiating with third parties regarding alternative transactions and agreeing to certain related restrictions and ceasing discussions regarding alternative transactions.

Conditions to the Consummation of the Transaction

Consummation of the transactions contemplated by the Merger Agreement is subject to customary closing conditions, including approval of the Proposed Business Combination by the shareholders of COVA and ECARX. The Merger Agreement also contains other conditions, including, among others: (i) the accuracy of representations and warranties to various standards, from no materiality qualifier to a material adverse effect qualifier, (ii) the bringdown to Closing of a representation that no material adverse effect has occurred (both for COVA and ECARX); (iii) material compliance with pre-closing covenants, (iv) the delivery of customary closing certificates, (v) the absence of a legal prohibition on consummating the Transactions, (vi) ECARX’s listing application with Nasdaq being approved, (vii) COVA having at least $5,000,001 of net tangible assets remaining after taking into account redemptions by COVA shareholders; and (viii) (a) all amounts in the trust account established for the purpose of holding the net proceeds of COVA’s initial public offering as of immediately prior to the Closing, plus (b) cash proceeds that will be funded prior to, concurrently with, or immediately after, the Closing to the Company in connection with the purchase of equity securities of the Company by investors on or prior to the Closing Date pursuant to a subscription or similar agreement executed by such investors and the Company after the date hereof, plus (c) proceeds in the form of cash or securities that have been funded or issued or will be funded or issued prior to, concurrently with, or immediately after, the Closing to the Company in connection with the Permitted Financing,  minus (d) the aggregate amount payable to COVA shareholders exercising their redemption rights, in the aggregate equaling no less than $100,000,000.

Termination

The Merger Agreement may be terminated under customary and limited circumstances prior to the closing of the Proposed Business Combination, including, but not limited to: (i) by mutual written consent of COVA and ECARX, (ii) by either COVA or ECARX if the Proposed Business Combination is not consummated on or prior to the 300th day after the date of the Merger Agreement, (iii) by either COVA or ECARX if there is a final and nonappealable order issued by a Governmental Authority prohibiting the Proposed Business Combination, (iv) by ECARX if the board of directors of COVA (“COVA Board”) shall have failed to include a statement to the effect that COVA Board has unanimously recommended that COVA’s shareholders vote in favor of the Transaction Proposals at the duly convened meeting of COVA’s shareholders (such statement, the “COVA Board Recommendation”) in the proxy statement distributed to COVA’s shareholders or shall have withheld, withdrawn, qualified, amended or modified, or publicly proposed or resolved to withhold, withdraw, qualify, amend or modify, the COVA Board Recommendation, (v) by COVA if there is any breach of any representation, warranty, covenant or agreement on the part of ECARX set forth in the Merger Agreement, such that the conditions to COVA’s obligations to consummate the Transactions would not be satisfied at the Closing, and such breach cannot be or has not been cured within 60 days following receipt by ECARX of notice from COVA of such breach; provided that COVA shall not have the right to terminate the Merger Agreement pursuant to this paragraph if it is then in material breach of any of its representations, warranties, covenants or agreements set forth in the Merger Agreement, (vi) by ECARX if there is any breach of any representation, warranty, covenant or agreement on the part of COVA set forth in the Merger Agreement, such that the conditions to ECARX’s obligation to consummate the Transactions would not be satisfied at the closing, and such breach cannot be or has not been cured within 60 days following receipt by COVA of notice from ECARX of such breach; provided that ECARX shall not have the right to terminate the Merger Agreement pursuant to this paragraph if it is then in material breach of any of its representations, warranties, covenants or agreements set forth in the Merger Agreement, (vii) by COVA if the Proposed Business Combination and other related proposals are not approved by ECARX’s shareholders at the duly convened meeting of ECARX shareholders, and (viii) by ECARX if the Proposed Business Combination and other related proposals are not approved by COVA’s shareholders at the duly convened meeting of COVA’s shareholders.

Other Agreements

Strategic Investment Agreements

Concurrently with the execution of the Merger Agreement, ECARX entered into a strategic investment agreement with Luminar Technologies, Inc. (“Luminar”), pursuant to which Luminar agreed to subscribe for and purchase ECARX Class A Ordinary Shares at $10.00 per share for an aggregate investment amount of $15,000,000, payable in a certain number of shares of Class A common stock, par value $0.0001 per share, of Luminar or, at Luminar's election, in cash. Concurrently with the execution of the Merger Agreement, ECARX entered into a strategic investment agreement with Geely Investment Holding Ltd. (“Geely”), pursuant to which Geely agreed to subscribe for and purchase ECARX Class A Ordinary Shares at $10.00 per share for an aggregate purchase price of $20,000,000 (together with the strategic investment by Luminar, the “Strategic Investments”). Pursuant the Strategic Investment Agreements, the obligations of the parties to consummate the Strategic Investments are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) all conditions precedent under the Merger Agreement having been satisfied or waived (other than those to be satisfied at the closing of the Proposed Business Combination) and the Proposed Business Combination having been consummated, (ii) the accuracy of representations and warranties in all material respects and (iii) material compliance with covenants.

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, the Company, the Sponsor and ECARX entered into the Sponsor Support Agreement and Deed, pursuant to which Sponsor has agreed, among other things and subject to the terms and conditions set forth therein: (a) in connection with the Closing, to surrender to COVA such number of Founder Shares equal to the quotient obtained by dividing the aggregate amount payable with respect to all redeeming COVA Shares by $10.00, without consideration therefor, in the event that the amounts in the Trust Account immediately prior to the Closing (after deducting the SPAC Shareholder Redemption Amount) is less than $210 million, provided that the number of Founder Shares so surrendered shall not exceed 30% of the aggregate number of Founder Shares held by Sponsor as of immediately prior to the consummation of the Mergers (b) to vote in favor of the transactions contemplated in the Merger Agreement and the other Transaction Proposals, (c) to waive the anti-dilution rights it held in respect of the Founder Shares under the Amended and Restated Memorandum and Articles of Association of COVA, (d) to appear at the extraordinary general meeting for purposes of constituting a quorum, (e) to vote against any proposals that would materially impede the transactions contemplated in the Merger Agreement and the other Transaction Proposals, (f) not to redeem any COVA Shares held by Sponsor, (g) not to amend that certain letter agreement between COVA, Sponsor and certain other parties thereto, dated as of February 4, 2021, (h) not to transfer any COVA Shares held by Sponsor, subject to certain exceptions, (i) to unconditionally and irrevocably waive the dissenters’ rights pursuant to the Cayman Act in respect to all COVA Shares held by Sponsor with respect to the First Merger, to the extent applicable, and (j) for a period after the Closing specified therein, not to transfer ECARX Ordinary Shares, ECARX Warrants, and ECARX Class A Ordinary Shares received upon the exercise of any ECARX Warrants, if any, subject to certain exceptions.

ECARX Shareholder Support Agreement

Concurrently with the execution of the Merger Agreement, COVA, ECARX and certain of the shareholders of ECARX entered into the ECARX Shareholder Support Agreement and Deed, pursuant to which certain shareholders holding sufficient number, type and classes of the issued and outstanding ECARX Shares to approve the transactions contemplated by the Merger Agreement have agreed, among other things: (a) to vote in favor of the transactions contemplated by the Merger Agreement, (b) to appear at the ECARX shareholders’ meeting in person or by proxy for purposes of counting towards a quorum, (c) to vote against any proposals that would or would be reasonably likely to in any material respect impede the transactions contemplated by the Merger Agreement, (d) not to transfer any ECARX shares held by such shareholder, subject to certain exceptions, and (e) for a period after the Closing specified therein, not to transfer certain ECARX shares held by such shareholder, if any, subject to certain exceptions.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, ECARX, COVA, Sponsor and certain shareholders of ECARX will enter into a registration rights agreement, to be effective as of the Closing, pursuant to which, among other things, ECARX will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and Sponsor and certain shareholders of ECARX will be granted customary demand and piggyback registration rights.

Assignment, Assumption and Amendment Agreement

At the Closing, COVA, ECARX and Continental Stock Transfer & Trust Company (“Continental”) will enter into the Assignment, Assumption and Amendment Agreement pursuant to which, among other things, COVA will assign all of its rights, interests and obligations in its existing warrant agreement with Continental (the “Warrant Agreement”) to ECARX, and the Warrant Agreement will be amended to change all references to COVA to ECARX and so that each warrant will represent the right to receive one whole ECARX Class A Ordinary Share.

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

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 30,000,000 shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 7,500,000 shares issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial business combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Note 8 — Fair Value Measurements

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. government securities and sweep funds in Trust account	$300,613,622	$300,613,622	$—	$—
Liabilities:
Public Warrants Liabilities	$1,500,000	$1,500,000	$—	$—
Private Placement Warrants Liabilities	898,733	—	—	898,733
	$2,398,733	$1,500,000	$—	$898,733

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. government securities and sweep funds in Trust account	$300,053,996	$300,053,996	$—	$—
Liabilities:
Public Warrants Liabilities	$7,350,000	$7,350,000	$—	$—
Private Placement Warrants Liabilities	4,397,850	—	—	4,397,850
	$11,747,850	$7,350,000	$—	$4,397,850

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

The Company established the initial fair value of the Public Warrants on February 9, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of June 30, 2022 and December 31, 2021 by using the associated trading price of the Public Warrants. The Company established the fair value of the Private Placement Warrants on February 9, 2021 and on June 30, 2022 and December 31, 2021 by using a modified Monte Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants. For the three and six months ended June 30, 2022 and 2021, there were no transfer between Levels 1, 2 or 3.

The key inputs into the Monte Carlo simulation as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021

Inputs
Risk-free interest rate	2.95%	1.09%
Expected term to merger	0.10	0.60
Expected volatility	4.23%	12.40%
Notional exercise price	$1.00	$1.00

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s assets and liabilities classified as Level 3:

Warrant
Liabilities
Fair Value at January 1, 2021	$—
Initial classification of Public and Private Warrant liability at February 9, 2021	27,807,680
Change in Fair Value	354,880
Public Warrants reclassified to Level 1	(17,250,000)
Fair Value at March 31, 2021	10,912,560
Change in Fair Value	(6,514,710)
Fair Value at December 31, 2021	$4,397,850
Change in Fair Value	(3,499,117)
Fair Value at June 30, 2022	$898,733

The carrying value, excluding gross unrealized holding loss and fair value of held-to-maturity securities at June 30, 2022 and December 31, 2021, is as follows:

	Carrying Value as of June 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2022
U.S. Treasury Securities	$300,604,289	$—	$(137,487)	$300,466,802
	$300,604,289	$—	$(137,487)	$300,466,802

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$300,053,216	$4,157	$—	$300,057,373
	$300,053,216	$4,157	$—	$300,057,373

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

Liquidity, Capital Resources, and Going Concern

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

At June 30, 2022, we had cash and marketable securities held in the Trust Account of $300,613,622. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash of $2,444 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

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

On May 26, 2022, the Company issued a promissory note (the “Note”) in the amount of up to $2,000,000 to the Sponsor. The Note bears no interest and is repayable in full upon the earlier to occur of (i) the consummation of the Company’s initial business combination and (ii) the winding up of the Company. The Note also provides that up to $1,000,000 of the Note may be converted into a number of warrants, at a price of $1.00 per warrant, at the option of the Sponsor and at any time prior to payment in full of the outstanding principal amount of the Note. Such warrants would be identical to the private placement warrants issued to the Sponsor at the Company’s initial public offering. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through June 30, 2022 were organizational activities, those necessary to prepare for the initial public offering, described above, and, subsequent to the initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2022, we had net loss of $828,056, which consisted of operating costs of $3,181,421, offset by gain from change in fair value on warrant liability of $1,902,663 and interest income on investments held in Trust Account of $450,702.

For the six months ended June 30, 2022, we had net income of $6,026,898, which consisted of a gain from change in fair value on warrant liability of $9,349,117 and interest income on investments held in Trust Account of $559,627, offset by operating costs of $3,881,846.

For the three months ended June 30, 2021, we had net income of $6,598,856, which consisted of a gain from change in fair value on warrant liability of $6,876,556 and interest income on investments held in Trust Account of $3,053, offset by formation and operating costs of $280,753.

For the six months ended June 30, 2021, we had net income of $3,331,979, which consisted of a gain from change in fair value on warrant liability of $4,835,996 and interest income on investments held in Trust Account of $3,053, offset by offering costs allocated to warrant liability of $989,589 and formation and operating costs of $517,481.

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

Offering Costs Associated with the Initial Public Offering

We complied with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our initial public offering. We allocate the offering costs between its ordinary shares and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Offering costs associated with the Class A ordinary shares have been charged to temporary equity.

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) initial public offering, (ii) exercise of the overallotment option and (iii) the private placement to our Sponsor since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The Public Warrants and the Private Warrants are exercisable to purchase a total of 23,872,000 Class A ordinary shares.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2022 and December 2021.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in in our Annual Report for the year ended December 31, 2021 filed with the SEC on March 24, 2022, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 26, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC, including those which will be filed with a Registration Statement on Form S-4 in connection with the Proposed Business Combination.

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

Dated: August 10, 2022	COVA ACQUISITION CORP.

	By:	/s/ Jun Hong Heng
	Name:	Jun Hong Heng
	Title:	Chief Executive Officer
(Authorized officer and principal financial officer)