Form 10-Q
period 2022-09-30
COVA Acquisition Corp.
filed 2022-11-10
CIK 1837160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COVA ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Cayman Islands	001-40012	98-1572360
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1700 Montgomery Street, Suite 240

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

As of November 10, 2022, 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

 COVA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COVA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets
Cash	$2,444	$7,181
Prepaid expenses and other current assets	280,229	788,561
Total current assets	282,673	795,742
Prepaid expenses – non-current portion	—	75,616
Investments held in Trust Account	301,933,145	300,053,996
Total Assets	$302,215,818	$300,925,354

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$3,577,636	$507,310
Working capital loan - related party	953,502	—
Due to related party	—	17,384
Total current liabilities	4,531,138	524,694
Deferred underwriting fee	10,500,000	10,500,000
Warrant liabilities	755,196	11,747,850
Total Liabilities	15,786,334	22,772,544

Commitments and Contingencies (See Note 5)

Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value, 30,000,000 shares issued and outstanding, at redemption value of $10.06 and $10.00 at September 30, 2022 and December 31, 2021, respectively	301,933,145	300,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(15,504,411)	(21,847,940)
Total Shareholders’ Deficit	(15,503,661)	(21,847,190)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$302,215,818	$300,925,354

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$713,283	$302,768	$4,595,129	$820,249
Loss from Operations	(713,283)	(302,768)	(4,595,129)	(820,249)

Other income (expense):
Interest income on investments held in Trust Account	1,319,522	21,218	1,879,149	24,271
Offering costs allocated to warrants	—	—	—	(989,589)
Change in fair value of warrant liabilities	1,643,537	7,403,869	10,992,654	12,239,865
Total other income, net	2,963,059	7,425,087	12,871,803	11,274,547

Net income	$2,249,776	$7,122,319	$8,276,674	$10,454,298

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	30,000,000	30,000,000	30,000,000	25,714,286
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.19	$0.22	$0.32
Weighted average shares outstanding of Class B ordinary shares	7,500,000	7,500,000	7,500,000	7,360,714
Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.19	$0.22	$0.32

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	7,500,000	$750	$—	$(21,847,940)	$(21,847,190)
Net income	—	—	—	—	—	6,854,954	6,854,954
Balance as of March 31, 2022 (unaudited)	—	—	7,500,000	750	—	(14,992,986)	(14,992,236)
Accretion of carrying value to redemption value	—	—	—	—	—	(613,622)	(613,622)
Net loss	—	—	—	—	—	(828,056)	(828,056)
Balance as of June 30, 2022 (unaudited)	—	—	7,500,000	750	—	(16,434,664)	(16,433,914)
Accretion of carrying value to redemption value	—	—	—	—	—	(1,319,523)	(1,319,523)
Net income	—	—	—	—	—	2,249,776	2,249,776
Balance as of September 30, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(15,504,411)	$(15,503,661)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total Shareholders’
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	—	$—	7,503,750	$750	$24,250	$(8,927)	$16,073
Forfeiture due to partial exercise of overallotment	—	—	(3,750)	—	—	—	—
Net loss	—	—	—	—	—	(3,266,877)	(3,266,877)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,250)	(33,446,408)	(33,470,658)
Balance as of March 31, 2021 (unaudited)	—	—	7,500,000	750	—	(36,722,212)	(36,721,462)
Net income	—	—	—	—	—	6,598,856	6,598,856
Balance as of June 30, 2021 (unaudited)	—	—	7,500,000	750	—	(30,123,356)	(30,122,606)
Net income	—	—	—	—	—	7,122,319	7,122,319
Balance as of September 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(23,001,037)	$(23,000,287)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$8,276,674	$10,454,298
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,879,149)	(24,271)
Offering costs allocated to warrants	—	989,589
Change in fair value of warrant liabilities	(10,992,654)	(12,239,865)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	583,948	(1,065,796)
Accounts payable and accrued expenses	3,070,326	22,025
Due to related party	(17,384)	—
Net cash used in operating activities	(958,239)	(1,864,020)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(300,000,000)
Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriter’s discount	—	294,000,000
Proceeds from issuance of Private Placement Warrants	—	8,872,000
Proceeds from promissory note – related party	—	57,546
Proceeds from working capital loan – related party	953,502	—
Payment of promissory note – related party	—	(83,046)
Payment of offering costs	—	(668,674)
Net cash provided by financing activities	953,502	302,177,826

Net change in cash	(4,737)	313,806
Cash, beginning of period	7,181	—
Cash, end of the period	$2,444	$313,806

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$10,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

COVA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 11, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Liquidity, Capital Resources and Going Concern

At September 30, 2022, the Company had cash of $2,444 held outside of the Trust Account, and a working capital deficit of $4,248,465. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, the Company’s sponsor, officers, directors, or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from its Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Warrants.

Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. Management believes that the Company will have sufficient working capital or borrowing capacity to meet its needs through the earlier of a Business Combination or for the next 12 months. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. If the Company is unable to complete its initial Business Combination because the Company does not have sufficient funds available to it, the Company will be forced to cease operations and liquidate the Trust Account.

The Company will have until February 9, 2023 to complete a Business Combination or it would be required to cease all operations and liquidate. The liquidity concerns and the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of a Business Combination or one year from the issuance date of the unaudited condensed financial statements. The Company believes it has access to the funds from the Sponsor it needs to continue until it completes a Business Combination and plans on completing a Business Combination prior to the mandatory liquidation date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 24, 2022, and the unaudited condensed financial statements for the nine months ended September 30, 2021 included in the Form 10-Q filed with by the Company with the SEC on December 10, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had $2,444 and $7,181 in cash held in its operating account, respectively, and did not have any cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the investments held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the three and nine months ended September 30, 2022 and 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all of the Company’s 30,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusted the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$300,000,000
Less: Proceeds allocated to Public Warrants	(17,250,000)
Less: Issuance costs related to Class A ordinary shares	(16,220,658)
Plus: Accretion of carrying value to redemption value	33,470,658
Class A ordinary shares subject to possible redemption, December 31, 2021	300,000,000
Plus: Accretion of carrying value to redemption value	1,933,145
Class A ordinary shares subject to possible redemption, September 30, 2022	$301,933,145

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for these financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return.

For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The deferred tax assets were deemed to be de minimis as of September 30, 2022 and December 31, 2021.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2022 and 2021.

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

Reconciliation of Net Income per Ordinary Share

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the three months ended September 30,				For the nine months ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,799,821	$449,955	$5,697,855	$1,424,464	$6,621,339	$1,655,335	$8,127,734	$2,326,564
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000	30,000,000	7,500,000	25,714,286	7,360,714
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.19	$0.19	$0.22	$0.22	$0.32	$0.32

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 under the promissory note (the “Note”) to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and was due on the earlier of September 30, 2022 or the closing of the IPO.

The Company had borrowed $83,046 under the promissory note, and the Note was paid in full at the closing of the IPO on February 9, 2021. As of September 30, 2022 and December 31, 2021, there was no balance and borrowing is no longer available under the promissory note.

Working Capital Loans

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up periods with respect to such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,000,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.00 per warrant.

On May 26, 2022, the Company issued a working capital promissory note (the “Note”) in the amount of up to $2,000,000 to the Sponsor. The Note bears no interest and is repayable in full upon the earlier to occur of (i) the consummation of the Company’s initial business combination and (ii) the winding up of the Company. The Note also provides that up to $1,000,000 of the Note may be converted into a number of warrants, at a price of $1.00 per warrant, at the option of the Sponsor and at any time prior to payment in full of the outstanding principal amount of the Note. Such warrants would be identical to the private placement warrants issued to the Sponsor at the Company’s initial public offering. As of September 30, 2022, and December 31, 2021, there were $953,502 and $0 outstanding under the working capital loans, respectively.

Administrative Support Agreement

Commencing on the date the Company’s securities are first listed on the Nasdaq and through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, of administrative support expense, respectively. For the three and nine months ended September 30, 2021, the Company incurred $45,006 and $102,149, respectively, of administrative support expense.

Due to Related Party

As of September 30, 2022, and December 31, 2021, the Company will reimburse an affiliate of the sponsor for expenses paid on its behalf in the amount of $0 and $17,384 respectively. The expenses include payment of professional fees, filing fees, and other operating expenses. As of September 30, 2022, the expenses paid by the management were recorded as a drawdown of the working capital loan.

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

Merger Agreement

As described above, on May 26, 2022, the Company entered into the Merger Agreement. Additional details are provided below.

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

Termination

The Merger Agreement may be terminated under customary and limited circumstances prior to the closing of the Proposed Business Combination, including, but not limited to: (i) by mutual written consent of COVA and ECARX, (ii) by either COVA or ECARX if the Proposed Business Combination is not consummated on or prior to the 300th day after the date of the Merger Agreement, (iii) by either COVA or ECARX if there is a final and non-appealable order issued by a Governmental Authority prohibiting the Proposed Business Combination, (iv) by ECARX if the board of directors of COVA (“COVA Board”) shall have failed to include a statement to the effect that COVA Board has unanimously recommended that COVA’s shareholders vote in favor of the Transaction Proposals at the duly convened meeting of COVA’s shareholders (such statement, the “COVA Board Recommendation”) in the proxy statement distributed to COVA’s shareholders or shall have withheld, withdrawn, qualified, amended or modified, or publicly proposed or resolved to withhold, withdraw, qualify, amend or modify, the COVA Board Recommendation, (v) by COVA if there is any breach of any representation, warranty, covenant or agreement on the part of ECARX set forth in the Merger Agreement, such that the conditions to COVA’s obligations to consummate the Transactions would not be satisfied at the Closing, and such breach cannot be or has not been cured within 60 days following receipt by ECARX of notice from COVA of such breach; provided that COVA shall not have the right to terminate the Merger Agreement pursuant to this paragraph if it is then in material breach of any of its representations, warranties, covenants or agreements set forth in the Merger Agreement, (vi) by ECARX if there is any breach of any representation, warranty, covenant or agreement on the part of COVA set forth in the Merger Agreement, such that the conditions to ECARX’s obligation to consummate the Transactions would not be satisfied at the closing, and such breach cannot be or has not been cured within 60 days following receipt by COVA of notice from ECARX of such breach; provided that ECARX shall not have the right to terminate the Merger Agreement pursuant to this paragraph if it is then in material breach of any of its representations, warranties, covenants or agreements set forth in the Merger Agreement, (vii) by COVA if the Proposed Business Combination and other related proposals are not approved by ECARX’s shareholders at the duly convened meeting of ECARX shareholders, and (viii) by ECARX if the Proposed Business Combination and other related proposals are not approved by COVA’s shareholders at the duly convened meeting of COVA’s shareholders.

Other Agreements

Strategic Investment Agreements

Concurrently with the execution of the Merger Agreement, ECARX entered into a strategic investment agreement with Luminar Technologies, Inc. (“Luminar”), pursuant to which Luminar agreed to subscribe for and purchase ECARX Class A Ordinary Shares at $10.00 per share for an aggregate investment amount of $15,000,000, payable in a certain number of shares of Class A common stock, par value $0.0001 per share, of Luminar or, at Luminar’s election, in cash. Concurrently with the execution of the Merger Agreement, ECARX entered into a strategic investment agreement with Geely Investment Holding Ltd. (“Geely”), pursuant to which Geely agreed to subscribe for and purchase ECARX Class A Ordinary Shares at $10.00 per share for an aggregate purchase price of $20,000,000 (together with the strategic investment by Luminar, the “Strategic Investments”). Pursuant the Strategic Investment Agreements, the obligations of the parties to consummate the Strategic Investments are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) all conditions precedent under the Merger Agreement having been satisfied or waived (other than those to be satisfied at the closing of the Proposed Business Combination) and the Proposed Business Combination having been consummated, (ii) the accuracy of representations and warranties in all material respects and (iii) material compliance with covenants.

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

Note 7 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preference shares issued and outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 30,000,000 shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 7,500,000 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. government securities and sweep funds in Trust account	$301,933,145	$301,933,145	$—	$—
Liabilities:
Public Warrants Liabilities	$450,000	$450,000	$—	$—
Private Placement Warrants Liabilities	305,196	—	—	305,196
	$755,196	$450,000	$—	$305,196

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. government securities and sweep funds in Trust account	$300,053,996	$300,053,996	$—	$—
Liabilities:
Public Warrants Liabilities	$7,350,000	$7,350,000	$—	$—
Private Placement Warrants Liabilities	4,397,850	—	—	4,397,850
	$11,747,850	$7,350,000	$—	$4,397,850

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

The Company established the initial fair value of the Public Warrants on February 9, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of September 30, 2022 and December 31, 2021 by using the associated trading price of the Public Warrants. The Company established the fair value of the Private Placement Warrants on February 9, 2021 and on September 30, 2022 and December 31, 2021 by using a modified Monte Carlo simulation model. The Public and Private Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants. For the three and nine months ended September 30, 2022 and 2021, there were no transfer between Levels 1, 2 or 3.

The key inputs into the Monte Carlo simulation as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021

Inputs
Risk-free interest rate	4.12%	1.09%
Expected term to merger	0.25	0.60
Expected volatility	0.54%	12.40%
Notional exercise price	$1.00	$1.00

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s assets and liabilities classified as Level 3:

Warrant
Liabilities
Fair Value at January 1, 2021	$—
Initial classification of Public and Private Warrant liability at February 9, 2021	27,807,680
Change in Fair Value	354,880
Public Warrants reclassified to Level 1	(17,250,000)
Fair Value at March 31, 2021	10,912,560
Change in Fair Value	(2,976,556)
Fair Value at June 30, 2021	7,936,004
Change in Fair Value	(2,753,869)
Fair Value at September 30, 2021	5,182,135
Change in Fair Value	(784,285)
Fair Value at December 31, 2021	4,397,850
Change in Fair Value	(2,796,454)
Fair Value at March 31, 2022	1,601,396
Change in Fair Value	(702,663)
Fair Value at June 30, 2022	898,733
Change in Fair Value	(593,537)
Fair Value at September 30, 2022	$305,196

The carrying value, excluding gross unrealized holding loss and fair value of held-to-maturity securities at September 30, 2022 and December 31, 2021, is as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
U.S. Treasury Securities	$301,932,919	$5,893	$—	$301,938,812
	$301,932,919	$5,893	$—	$301,938,812

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$300,053,216	$4,157	$—	$300,057,373
	$300,053,216	$4,157	$—	$300,057,373

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that these unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in these unaudited condensed financial statements.

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

At September 30, 2022, we had cash and marketable securities held in the Trust Account of $301,933,145. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. The dissolution expense of ($100,000) is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

At September 30, 2022, we had cash of $2,444 held outside of the Trust Account, and a working capital deficit of $4,248,465. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Warrants. To date, there have been no such loans.

On May 26, 2022, the Company issued a promissory note (the “Note”) in the amount of up to $2,000,000 to the Sponsor. The Note bears no interest and is repayable in full upon the earlier to occur of (i) the consummation of the Company’s initial business combination and (ii) the winding up of the Company. The Note also provides that up to $1,000,000 of the Note may be converted into a number of warrants, at a price of $1.00 per warrant, at the option of the Sponsor and at any time prior to payment in full of the outstanding principal amount of the Note. Such warrants would be identical to the private placement warrants issued to the Sponsor at the Company’s initial public offering. As of September 30, 2022 and December 31, 2021, there were $953,502 and $0 outstanding under the working capital loans, respectively.

Prior to the completion of the initial Business Combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. Management believes that we will have sufficient working capital or borrowing capacity to meet our needs through the earlier of a Business Combination or for the next 12 months. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

The Company will have until February 9, 2023 to complete a Business Combination or it would be required to cease all operations and liquidate. The liquidity concerns and the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of a Business Combination or one year from the issuance date of these unaudited condensed financial statements. The Company believes it has access to the funds from the Sponsor it needs to continue until it completes a Business Combination and plans on completing a Business Combination prior to the mandatory liquidation date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through September 30, 2022 were organizational activities, those necessary to prepare for the initial public offering, described above, and, subsequent to the initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2022, we had net income of $2,249,776, which consisted of gain from change in fair value on warrant liability of $1,643,537 and interest income on investments held in Trust Account of $1,319,522, offset by operating costs of $713,283.

For the nine months ended September 30, 2022, we had net income of $8,276,674, which consisted of a gain from change in fair value on warrant liability of $10,992,654 and interest income on investments held in Trust Account of $1,879,149, offset by operating costs of $4,595,129.

For the three months ended September 30, 2021, we had net income of $7,122,319, which consisted of a gain from change in fair value on warrant liability of $7,403,869 and interest income on investments held in Trust Account of $21,218, offset by operating costs of $302,768.

For the nine months ended September 30, 2021, we had net income of $10,454,298, which consisted of a gain from change in fair value on warrant liability of $12,239,865 and interest income on investments held in Trust Account of $24,271, offset by offering costs allocated to warrant liability of $989,589, and operating costs of $820,249.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of these unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Net Income Per Ordinary Share

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2022 and December 2021.

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

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, these unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe will remediate the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2022.

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

On February 9, 2021, simultaneously with the consummation of our Initial Public Offering, we completed the private sale of 8,872,000 Private Placement Warrants at a purchase price of $1.00 per warrant to our Sponsor, generating gross proceeds to us of approximately $8.9 million.

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

Dated: November 10, 2022	COVA ACQUISITION CORP.

	By:	/s/ Jun Hong Heng
	Name:	Jun Hong Heng
	Title:	Chief Executive Officer
(Authorized Officer and Principal Financial Officer)